Form 10QSB
period 2004-11-30
PRO CARD CORP
filed 2005-07-11
CIK 1321500

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51415

                               PRO CARD CORPORATION

                            ----------------------------------------------------
--------------------------
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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: PRO CARD CORPORATION   CUSIP NUMBER: 74270Q 10 0















PRO CARD CORPORATION            Form 10-QSB          NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and for the period from
           January 21, 2004, Through November 30, 2003 . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and for the period from
           January 21, 2004, Through November 30, 2003 . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From January 21, 2004, Through November 30, 2004 . . . . .  .  7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and For the Period from
           January 21, 2004, Through November 30, 2003. . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 28


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 29

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 29

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 38


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
Pro Cared Corporation
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of Pro Cared Corporation as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004, and for the period from January 21, 2004, to November 30, 2003, the statement of changes in stockholders' equity from January 21, 2004, through November 30, 2004, and the statements of cash flows for the six-month periods ended November 30, 2004, and for the period from January 21, 2004, through November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Cared Corporation.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005








                                     3
PRO CARD CORPORATION
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       1,744   $          0
         Notes Receivable                               2,500              0
         Prepaid Expense                                    8              8
                                                  ------------   ------------
             Total Current Assets                       4,252          1,201
                                                  ------------   ------------

          Property & Equipment, Net                     1,074          1,201
                                                  ------------   ------------
    Other Assets
          Intangible Assets, Net                           58             65
                                                  ------------   ------------
             Total Other Assets                            58             65
                                                  ------------   ------------

TOTAL ASSETS                                    $       5,384   $      1,274
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
   Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          0
            Other Current Liabilities                       0              0
            Notes Payable                                  78             78
            Shareholder Loans                           8,000              0
                                                  ------------   ------------
         Total Current Liabilities                      8,080             78
                                                  ------------   ------------
     Total Liabilities                                  8,080             78
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,732)        (3,732)
         Accumulated deficit                           (3,960)           (68)
                                                  ------------   ------------

  Total Stockholders' Equity                           (2,696)         1,196
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      5,384   $      1,274
                                                  ============   ===========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
PRO CARD CORPORATION
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD
JANUARY 21, 2004, TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                126                -
                                                 ------------     ------------
                Gross Profit                            (126)               -

    Operating Expenses
            General and Administrative                 3,759                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     3,766                -

                                                 ------------     ------------
          Loss from Operations                        (3,892)               -
                                                 ------------     ------------
   Net Loss                                      $    (3,892)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============


















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5

PRO CARD CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY 21, 2004, THROUGH NOVEMBER 30, 2003

(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 63                -
                                                 ------------     ------------
                Gross Profit                             (63)               -

    Operating Expenses
            General and Administrative                 3,758                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     3,762                -

                                                 ------------     ------------
          Loss from Operations                        (3,825)               -
                                                 ------------     -----------

    Net Loss                                     $    (3,825)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     6

PRO CARD CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JANUARY 21, 2004, THROUGH NOVEMBER 30, 2004
(UNAUDITED)
                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                0          0          0         0           0
  January 21, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0      1,264         0       1,264


Net Operating Loss       -        -         -        (68)        (68)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0      1,264       (68)      1,196

Cancellation of
 Common Stock
 by eCom eCom         (100)       0          0         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)         0           0

Net Operating Loss       -        -         -     (3,892)     (3,892)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004   49,955,112  $ 4,996  $ (3,732) $  (3,960) $   (2,696)

                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     7
PRO CARD CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY 21, 2004, TO NOVEMBER 30, 2003
(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           -       $           -
    Cash paid to suppliers of goods
        and services                                (3,756)                  -
    Income Taxes Paid                                    -                   -
    Interest Paid                                        -                   -
    Interest Received                                    -                   -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (3,756)                  -
                                            _______________    ________________
Cash Flows From Investing Activities    Acquisition of Intangible Assets
-                   -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                   -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                   -
    Loans to Related Company                        (2,500)                  -
    Repayment of Loans from Shareholders            (2,000)
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        5,500                   -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    1,744                   -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And January 21, 2004 			                   -                 -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003          $      1,744       $          -
                                            ===============    ================








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
PRO CARD CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
JANUARY 21, 2004, TO NOVEMBER 30, 2003
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (3,892)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    134                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (3,756)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,264 in tangible assets distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     9
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - DESCRIPTION OF BUSINESS

Pro Card Corporation (the "Company") was incorporated in the State of Florida on January 21, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc.("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.'
The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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





                                     10
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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



                                     11

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)



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

                                     12


PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business related expenses.
                                     13
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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







                                     14
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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






                                     15
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

---  end of May 31, 2005 8-K --
                                     16
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A   HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

-- end of June 2, 2005 8-K --

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A   HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE C - NOTES RECEIVABLE

The company has loans receivable from related parties. A Classified Ad owes the Company $2,500 for funds advanced for operations.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and depreciated over its estimated useful life. Accumulated depreciation through November 30, 2004 and 2003 is $190 and $0, respectively. Depreciation expense for the three-months ending November 30, 2004 and 2003 is $63 and $0, respectively. Depreciation is included in the cost of sales.

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE F - PREPAID EXPENSES

Prepaid expenses consist of annual service fees for web-hosting.

NOTE G - INTANGIBLE ASSETS

Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having an infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and 2003 is $13 and $0, respectively. Amortization expense for the three-months ending November 30, 2004 and 2003 is $4 and $0, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.
The note payable is a non-interest bearing, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 totals approximately $210. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carryforward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE K - INCOME TAXES (CONTINUED)

provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively.
A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    November 30, 2004
                                                    --------------
         Loss carry forward for tax purposes        $         210
                                                    ==============
         Deferred tax asset (34%)                              71
         Valuation allowance                                  (71)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 was approximately
$210. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE M - DEFERRED TAX ASSET (CONTINUED)

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payable due to related company entities. The Company owes eCom eCom.com, Inc. $78 for funds advanced to the Company for operations.
The Company owes American Capital Holdings,Inc. $8,000 for funds advanced to the Company for operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.
                                     24

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the

PRO CARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs)

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

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


























                                     30


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

The Company does not have any off-balance sheet arrangements.
                                     31

PRO CARD CORPORATION

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








                                     32



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




                                     33


PRO CARD CORPORATION

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




                                     34

PRO CARD CORPORATION

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

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were not issued as stated.
                                     35

PRO CARD CORPORATION

ITEM 5. SUBSEQUENT EVENTS.(CONTINUED)

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-SHF) under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecomecom.net.
                                     36

PRO CARD CORPORATION

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs)

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American
Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance

PRO CARD CORPORATION

ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)


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


PRO CARD CORPORATION

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



PRO CARD CORPORATION

ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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

---  end of May 31, 2005 8-K
                                     40

PRO CARD CORPORATION

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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)


     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received Spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc.(incorporated by reference to the Company's Form 10SB)





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

                                      44
PRO CARD CORPORATION

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Pro Card Corporation, a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:


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


















