Form 10QSB
period 2005-02-28
PRO CARD CORP
filed 2005-07-11
CIK 1321500

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-51415

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 Pro Card Corporation received CUSIP NUMBER: 74270Q 10 0 (attached as Exhibit 99.2)
On March 23, 2005 Pro Card Corporation received CIK NUMBER: 0001321500 (attached as Exhibit 99.4)












PRO CARD CORPORATION            Form 10-QSB          FEBRUARY 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Statement of Operations
           Three Months Ended February 28, 2005 and for the Period,
           from January 21, 2004, To February 29, 2004 . . . . . . . . . 5

          Statement of Operations
           Nine Months Ended February 28, 2005 and for the period,
           from January 21, 2004, To February 29, 2004  . . . . . . . . .6

          Statement of Changes in Shareholders' Equity
           From January 21, 2004, Through February 28, 2005. . . . . . . 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and For the Period from
           January 21, 2004, through February 29, 2004 . . . . . . . . . 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
Pro Card Corporation
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of Pro Card Corporation as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period from January 21, 2004, to February 29, 2004, the statement of changes in stockholders' equity From January 21, 2004 through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from January 21, 2004, to February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Card Corporation.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005








                                     3
PRO CARD CORPORATION
BALANCE SHEETS
FEBRUARY 28, 2005 AND MAY 31, 2004
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         238   $          0
         Notes Receivable                               2,500              0
         Prepaid Expense                                    -              8
                                                 ------------   ------------
             Total Current Assets                       2,738          1,201
                                                  ------------   ------------

    Property & Equipment, Net                           1,011          1,201
                                                  ------------   ------------


    Other Assets
            Intangible Assets, Net                         55             65
                                                  ------------   ------------
             Total Other Assets                            55             65
                                                  ------------   ------------
TOTAL ASSETS                                    $       3,804   $      1,274
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          0
            Notes Payable                               2,078             78
            Shareholder Loans                          13,150              0
                                                  ------------   ------------
         Total Current Liabilities                     15,230             78
                                                  ------------   ------------
     Total Liabilities                                 15,230             78
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,732)        (3,732)
         Accumulated deficit                          (12,690)           (68)
                                                  ------------   ------------
  Total Stockholders' Equity                          (11,426)         1,196
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY(deficit)$      3,804   $      1,274
                                                  ============   ============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
PRO CARD CORPORATION
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM JANUARY 21, 2004 TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                190                -
                                                 ------------     ------------
                Gross Profit                            (190)               -

    Operating Expenses
            General and Administrative                12,422                -
            Sales and Marketing                            -                -
            Amortization                                  11                -
                                                 ------------     ------------
          Total Operating Expenses                    12,432                -

                                                 ------------     ------------
          Loss from Operations                       (12,622)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (12,622)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5

PRO CARD CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM JANUARY 21, 2004 TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005              2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 63                -
                                                 ------------     ------------
                Gross Profit                             (63)               -

    Operating Expenses
            General and Administrative                 8,664                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     8,668                -

                                                 ------------     ------------
          Loss from Operations                        (8,731)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $    (8,731)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
PRO CARD CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM JANUARY 21, 2004, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0        0          0         0           0
  January 21, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0      1,264          0      1,264

Net Operating Loss       -        -         -        (68)        (68)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0      1,264       (68)      1,196

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996     (4,996)        0           0

Net Operating Loss       -        -         -    (12,622)    (12,622)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2005   49,955,112  $ 4,996  $  (3,732)$ (12,690) $  (11,426)
                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                    7
PRO CARD CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005, AND FOR THE PERIOD FROM
JANUARY 21, 2004, TO FEBRUARY 29, 2004
(UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             -      $             -
    Cash paid to suppliers of goods
        and services                               (12,412)                   -
    Income Taxes Paid                                    -                    -
    Interest Paid                                        -                    -
    Interest Received                                    -                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                      (12,412)                   -
                                            _______________     ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                    -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________     ________________
Cash Flows From Financing Activities
    Loans from Shareholders                         15,150                    -
    Payments to Shareholder                         (2,000)                   -
    Loans from Related Companies                     2,000                    -
    Loans to Related Companies                      (2,500)                   -
                                            _______________     ________________
        Net Cash Flows Provided By
         Financing Activities                       12,650                    -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                      238                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And January 21, 2004                                    -                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005                $          238      $             -
                                            ===============     ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8

PRO CARD CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM JANUARY 21, 2004, TO FEBRUARY 29, 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $     (12,622)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    200                   -
    Cash was increased by:
      Decrease in prepaid assets                         8                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $     (12,412)      $           -
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



                                     9
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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





                                     10
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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




                                     11
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                     12

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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




                                     13
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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




                                     14
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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



                                     15
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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


                                     16
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

-- end of June 2, 2005 8-K --













                                     17
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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
















                                     18



PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None
NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and depreciated over its estimated useful life. Accumulated depreciation through February 28, 2004 and February 29, 2003 is $253 and $0, respectively. Depreciation expense for the three-months ending February 28, 2004 and February 29, 2003 is $63 and $0, respectively. Depreciation is included in the cost of sales.







                                     19
PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE F - PREPAID EXPENSES

None

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

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending February 28, 2004 and February 29, 2003 is $16 and $0, respectively. Amortization expense for the three-months ending February 28, 2004 and February 29, 2003 is $4 and $0, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

The note payable is a non-interest bearing, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 totals approximately $440. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005
                                                    --------------
         Loss carry forward for tax purposes        $          440
                                                    ==============
         Deferred tax asset (34%)                              150
         Valuation allowance                                  (150)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 was approximately
$440. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE M - DEFERRED TAX ASSET (CONTINUED)

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. The Company owes eCom eCom.com, Inc. $2,078, American Capital Holdings, Inc. $13,150, and AAB National Company $2,000, for funds advanced for operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical

PRO CARD CORPORATION
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                                      25

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes. Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored



PRO CARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)


by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from

PRO CARD CORPORATION
ITEM 2. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

The Spin-Off.

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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.


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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.


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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.


off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.


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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.



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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.

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

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.


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

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005.(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.2 Cusip Confirmation, received March 3, 2005 (incorporated by reference to the company's Form 10SB for the period ended February 28, 2005)

     Exhibit 99.3 Annual Report filed February 23, 2005 with the Florida Department of State (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005(incorporated by reference to the Company's Form 10SB)

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


                                     44
PRO CARD CORPORATION

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

                                     45

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of PRO CARD CORPORATION, a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

                                     46

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