Form 10QSB
period 2006-02-28
PRO CARD CORP
filed 2006-04-17
CIK 1321500

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 2006
                      File Number 000-51415

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

As of February 28, 2006 the issuer had 13,561,646 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 PRO CARD CORPORATION applied and received Cusip Number: 74270Q 10 0

On March 23, 2005 PRO CARD CORPORATION received CIK Number: 0001321500
















MAVERICK ENERGY GROUP, INC.       Form 10-QSB               FEBRUARY 28, 2006
A Development Stage Enterprise

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           February 28, 2006 and 2005..................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception Jan 21, 2004 through Feb 28, 2006.................5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity from
           Inception Jan 21, 2004, through Feb 28, 2006................7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception Jan 21, 2004 through Feb 28, 2006.................8

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





                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
f/k/a PRO CARD CORPORATION
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of MAVERICK ENERGY GROUP, INC., a Development Stage Enterprise, f/k/a PRO CARD CORPORATION, as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005 and from Inception January 21, 2004 through February 28, 2006, the statement of changes in stockholders' equity from Inception January 21, 2004 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception January 21, 2004 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 14, 2006






                                3


MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                             FEB 28, 2006        FEB 28, 2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $    206           $      238
         Prepaid Expense                             -                    -
         Loan Receivable                         2,500                2,500
         Prepaid Expense                         7,500                    -
                                            -------------       ------------
           Total Current Assets                 10,206                2,738

                                             -------------       ------------

    Property & Equipment, Net                      758                1,011
                                             -------------       ------------
    Other Assets
         Intangible Assets, Net                     41                   55
                                             -------------       ------------
             Total Other Assets                     41                   55
                                             -------------       ------------

TOTAL ASSETS                                 $  11,005           $    3,804
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $   1,995           $        2
            Loan Payable                        32,919                2,078
            Shareholder Loans                        8               13,150
                                             -------------       ------------
         Total Current Liabilities              34,922               15,230
                                             -------------       ------------
     Total Liabilities                          34,922               15,230
                                             -------------       ------------

     Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 13,561,646 shares
         issued and outstanding                135,616

        Common Stock $.01 par value, 300 million
         Shares authorized, 499,503 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                        (3,732)             (3,732)
         Deficit accumulated during the
         development stage                    (155,801)            (12,690)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)         (23,917)            (11,426)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $  11,005           $   3,804
                                             =============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION JANUARY 21, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)




                                                               INCEPTION,
                                                             JAN 21, 2004
                                                                THROUGH
                                    2006         2005        FEB 28, 2006
                                -------------  ------------   -------------
  Revenues
    Net Sales                  $       -      $        -     $          -
    Cost of Sales                     190              190            443
                                -------------  ------------   ------------
        Gross Profit                (190)             (190)          (443)

  Operating Expenses
    General and Administrative   111,510            12,422        155,333
    Sales and Marketing                -                 -              -
    Amortization                      11                11             25
                                -------------  ------------   ------------
      Total Operating Expenses   111,521            12,432        155,358

                                -------------  ------------   ------------
        Loss from Operations    (111,710)          (12,622)      (155,801)
                                -------------  ------------   ------------
   Net Loss                    $(111,710)        $ (12,622)    $ (155,801)
                                =============  ============   ============

  Basic and Diluted
   Net loss Per Common Share   $   (.01)       $   (.03)
                                =============  ============


  Weighted Average Shares
    Outstanding                 10,778,620        499,503
                               =============   ============












Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5





MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006        FEB 28, 2005
                                               -------------       ------------
      Revenues
             Net Sales                         $         -         $      -
             Cost of Sales                              63               63
                                               -------------       ------------
                 Gross Profit                          (63)             (63)

      Operating Expenses
             General and Administrative             13,582            8,664
             Sales and Marketing                         -                -
             Amortization                                4                4
                                               -------------       ------------
           Total Operating Expenses                 13,586            8,668

                                               -------------       ------------
           Loss from Operations                    (13,649)          (8,731)
                                               -------------       ------------
    Net Loss                                   $   (13,649)      $   (8,731)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $   (.002)          $   (.02)
                                               =============       ============


  Weighted Average Shares Outstanding            8,153,413           499,503
                                               =============       ============


















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6





MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FROM INCEPTION, JANUARY 21, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)              Number   At Par    Add'l                  Total
                           of      Value   Paid In  Accumulated  Stockholder
                         Shares     $.01   Capital  (Deficit)      Equity
Balance              ----------- -------- --------- ---------- -----------
 January 21, 2004             0   $    0   $     0   $     0    $     0

Issuance of Common
 Stock to eCom eCom           1        0     1,264         0      1,264

 Net Loss 5/31/04             -        -         -       (68)       (68)

Cancellation of Common
 Stock by eCom eCom          (1)      (0)       (0)        0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders           499,503     4,996   (4,996)        0          0

Sale of Common Stock
 on May 31, 2005      5,000,000    50,000        0         0     50,000

 Net Loss 5/31/05                                    (44,023)  (44 ,023)

Convert Related Party
 Debt to Common Stock
 on Aug 31, 2005      5,265,896    52,659        0         0     52,659

Convert Related Party
 Debt to Common Stock
 on Nov 30, 2005      1,203,122    12,030        -         -     12,030

Convert Related Party
 Debt to Common Stock
 on Feb 28, 2006        593,125     5,931        -         -      5,931

Convert Professional
 Fees to Common Stock
 on Feb 28, 2006      1,000,000    10,000        -         -     10,000

 Net Loss                   -        -           -   (111,710)  (111,710)
                     ----------- -------- --------- ---------- -----------
Balance,
  Feb 28, 2006       13,561,646  $135,616  $(3,732)$ (155,801) $ (23,917)
                     =========== ======== ========= ========== ===========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7



MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION JANUARY 21, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                       INCEPTION
                                                                 JAN 21, 2004
                                                                   THROUGH
                                             2006       2005     FEB 28, 2006
                                          ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers            $      -    $     -     $      -
  Cash paid to suppliers of goods
      and services                         (37,651)   (12,412)     (80,213)
  Income taxes paid                              -          -            -
  Interest paid                                  -          -            -
  Interest received                              -          -            -
                                          ----------  ---------   ---------
      Net Cash Flows Used in
       Operating Activities                (37,651)   (12,412)     (80,213)
                                          ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                   -          -            -
                                          ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities            -          -            -
                                          ----------  ---------   ---------
Cash Flows From Financing Activities
  Loans from shareholders                        -     15,150       45,161
  Proceeds of loans from related entities   27,000      2,000       29,000
  Repayment of loans to related party       (1,320)    (2,500)           -
  Repayment of loans from shareholders           -     (2,000)      (2,000)
  Repayment of loans to related company    (38,000)         -      (41,820)
  Capital contributions                          -          -       50,078
                                          ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities      (12,320)    12,650       80,418
                                          ----------  ---------   ---------
Net Increase / (Decrease) in Cash          (49,971)       238          206

Cash and Cash Equivalents at
 Beginning of Period                        50,177          -            -
                                          ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                            $    206    $   238     $   206
                                          ==========  =========   =========








Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8





MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           FEB 28, 2006         FEB 28, 2005
                                          -------------         ------------

  Net Income (Loss)                       $   (111,710)        $   (12,622)
  Add items not requiring outlay of cash:
   Depreciation and amortization                   200                 200
   Convert related party debt to equity         65,959                   -
   Payment of professional fee by
   issuance of stock                            10,000                   -
 Cash was increased by:
   Decrease in prepaid assets                        -                   8
   Increase in accounts payable                  3,690                   2
 Cash was decreased by:
   Decrease in accounts payable                      -                   -
   Increase prepaid expense                     (7,500)                  -
                                          -------------         ------------
      Net Cash Flows Used in
       Operating Activities               $    (37,651)        $   (12,412)
                                          ===============      ==============





Non-cash transactions

The Company converted loans from a related company to equity in the amount of $70,621. Of the $70,621 converted to equity, $65,959 was debt incurred in the current period and $4,662 was debt from a prior period.

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9


MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

PRO CARD CORPORATION was incorporated in the State of Florida on January 21, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loan receivable from a related entity is non-interest bearing, non-collateralized and due on demand.

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2006 and 2005 is $506 and $253 respectively.

Depreciation expense for the nine months ending February 28, 2006 and 2005 is $190 and $190, respectively, and is included in the cost of sales.

NOTE F - PREPAID EXPENSES

Prepaid Expense consists primarily of professional fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset (incorporation cost) is five (5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending February 28, 2006 and 2005 is $30 and $15, respectively. Amortization expense for the periods ending February 28, 2006 and 2005 is $11 and $11, respectively.

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS AND LOANS PAYABLE

The Loans Payable in the amounts of $32,919 and $2,078 are non-interest bearing, non-collateralized and due on demand.

The Stockholder loans Payable in the amounts of $8 and $31,150 are non-interest bearing, non-collateralized and due on demand.

NOTE J - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy business.

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $143,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $  (143,000)
                                                       ================
       Deferred tax asset (34%)                             48,620
       Valuation allowance                                 (48,620)

       Net deferred tax asset                          $       -

                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $143,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has loan payables due to related company entities. eCom eCom.com, Inc. is owed $78, Swap & Shop.net $3,000, Click to Raffle.com, Inc. f/k/a A Classified Ad $3,000, A Super Deal $3,000, Diamond Energy Group f/k/a AAB National Company $7,000, eSecureSoft Co. $2,000, American Environmental, Inc. f/k/a MyZipSoft $7,000, USAS Digital $4,000, United States Financial Group, Inc. $3,841.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $70,620. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."
                               15

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, All ten (10) business subsidiaries have been spun off into independent operating public companies.'

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

On December 30, 2005 the Board of Directors of the Company held a Board meeting in order to remove the following persons as officers of the Corporation: Barry
M. Goldwater Jr., Brice E. Bogle, Richard J. Bednar and James W. McCabe. The board also acknowledges and accepts the resignation of Matthew Salmon.

The Company does not have any off-balance sheet arrangements.

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' ("Disclosure Controls"). This evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
    None

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 15, 2006                       By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Principle Executive Officer

April 15, 2006                       By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer


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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer


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

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of MAVERICK ENERGY GROUP, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer
Date: April 15, 2006

MAVERICK ENERGY GROUP, INC.
A Development Stage Enterprise


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


[A signed original of this written statement required by Section 906 has been provided to MAVERICK ENERGY GROUP, INC. and will be retained by MAVERICK ENERGY GROUP, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.