Form 10QSB
period 2006-11-30
GREEN ENERGY GROUP, INC.
filed 2007-03-23
CIK 1321500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2006
                             File Number 000-51415


                            GREEN ENERGY GROUP, INC.
                         (f/k/a Pro Card Corporation)
         ------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Florida                                20-1442373
      -----------------------------                  ----------------
     (State or other Jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


                        1016 CLEMONS STREET, SUITE 302
                            JUPITER, FLORIDA 33477
                     ------------------------------------
                   (Address of principal executive offices)


                               (561) 880-0004
               ------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [   ] No [ X ]

As of November 30, 2006 the issuer had 21,550,088 shares of common stock, $.01 Par Value, outstanding.

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



GREEN EMERGY GROUP, INC.            FORM 10-QSB             NOVEMBER 30, 2006
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

     INDEX
                                                                    PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........3

        Balance Sheets
         November 30, 2006 and May 31, 2006.............................4

        Statements of Operations
         Six Months Ended November 30, 2006 and 2005
          and from Inception, January 21, 2004, through
          November 30, 2006.............................................5

         Three Months Ended November 30, 2006 and 2005..................6

        Statement of Changes in Stockholders' Equity
         from Inception, January 21, 2004, through November 30, 2006....7

        Statement of Cash Flows
         Six Months Ended November 30, 2006 and 2005 and
         from Inception, January 21, 2004, through November 30, 2006....8

        Notes to Financial Statements..................................10

ITEM 2  Management's Discussion and Analysis or Plan of Operation......16

ITEM 3  Controls and Procedures........................................22

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings..............................................23

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds......................................................23

ITEM 3  Defaults Upon Senior Securities................................23

ITEM 4  Submission of Matters to a Vote Of Security Holders............23

ITEM 5  Subsequent Events..............................................23

ITEM 6  Exhibits.......................................................23

SIGNATURES AND CERTIFICATIONS..........................................24





                                      2
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 100
North Palm Beach, Florida 33408
(561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Green Energy Group, Inc.
A Development Stage Enterprise
f/k/a Pro Card Corporation
Jupiter, Florida

We have reviewed the accompanying balance sheets of Green Energy Group, Inc., a Development Stage Enterprise, f/k/a Pro Card Corporation, as of November 30, 2006 and 2005, and the related statements of operations, for six month periods ended November 30, 2006 and 2005 and from Inception January 21, 2004 through November 30, 2006, and for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from Inception January 21, 2004 through November 30, 2006, and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and from Inception January 21, 2004 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007


                                       3



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                   NOVEMBER 30, 2006       MAY 31, 2006
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $  207,058          $       126
    Prepaid Expense                             -                5,000
    Loans Receivable                      112,869                    -
    Shareholder Loans Receivable          122,575                    -
                                       ----------          -----------
       Total Current Assets                442,502                5,126
                                       ----------          -----------
       Property & Equipment, Net               569                  695
                                       ----------          -----------
TOTAL ASSETS                           $  443,071          $     5,821
                                       ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
    Accounts Payable                   $   17,240          $     9,322
    Loans Payable                          26,637               30,591
    Shareholder Loans Payable                   -               20,050
    Note Payable                          500,000                    -
                                       ----------          -----------
    Total Current Liabilities             543,877               59,963
                                       ----------          -----------
    Total Liabilities                     543,877               59,963
                                       ----------          -----------
    Stockholders' Equity
      Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       21,550,088 at November 30, 2006
       and 13,561,646 at May 31, 2006      215,501              135,617
       Paid-in Capital                      (3,732)              (3,732)
       Deficit Accumulated during
       the Development Stage              (312,575)            (186,027)
                                        ----------           -----------
    Total Stockholders' Equity           (100,806)             (54,142)
                                        ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $  443,071           $    5,821
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      4



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                 2006            2005       NOVEMBER 30, 2006
                             ------------    ------------      ------------
Revenues
  Net Sales                   $        -      $        -        $        -
  Cost of Sales                      126             126               632
                             ------------    ------------      ------------
    Gross Profit                    (126)           (126)             (632)

Operating Expenses
  General and Administrative     114,476          97,935           299,646
                             ------------    ------------      ------------
    Total Operating Expenses     114,476          97,935           299,646
                             ------------    ------------      ------------
    Loss from Operations        (114,602)        (98,061)         (300,278)

  Interest Expense                11,946               -            12,297
                             ------------    ------------      ------------
Net Loss                      $ (126,548)     $  (98,061)       $ (312,575)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share   $    .007       $    .012
                             ============    ============

Weighted Average Shares
            Outstanding       17,555,867       8,153,413
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                      5



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)
                                    2006                  2005
                                ------------          ------------
Revenues
  Net Sales                      $        -            $        -
  Cost of Sales                          63                    63
                                ------------          ------------
    Gross Profit                        (63)                  (63)

Operating Expenses
  General and Administrative         64,902                45,670
                                ------------          ------------
    Total Operating Expenses         64,902                45,670
                                ------------          ------------
    Loss from Operations            (64,965)              (45,733)

  Interest Expense                   11,647                     -
                                ------------          ------------
Net Loss                         $  (76,612)           $  (45,733)

Basic and Diluted
  Net Loss per Common Share      $    .004             $    .004
                                ============          ============

Weighted Average Shares
            Outstanding          20,101,417            10,778,620
                                ============          ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                       6
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, JANUARY 21, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  January 21, 2004             0  $      0  $      0  $       0   $        0

Issuance of Common
  Stock to eCom eCom           1         -     1,264          -        1,264

Net Loss 2004                  -         -         -        (68)         (68)

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503     4,996    (4,996)         -            -

Sale of Common Stock
  (See Note O)         5,000,000    50,000         -          -       50,000

Net Loss 2005                  -         -         -    (44,075)     (44,075)

Convert Related Party
  Debt to Common Stock
  (See Note P)         7,062,143    70,621         -          -       70,621

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -          -       10,000

Net Loss 2006                  -         -         -   (141,884)    (141,884)

Convert Related Party
  Debt to Common Stock
  (See Note P)         5,788,442    57,884         -          -       57,884

Convert Professional
  Fees to Common Stock 1,450,000    14,500         -          -       14,500

Sale of Common Stock     750,000     7,500         -          -        7,500

Net Loss Year-to-Date          -         -         -   (126,548)    (126,548)
Balance,               ----------  --------  --------  ---------   ----------
  November 30, 2006    21,550,088  $215,501  $(3,732)  $(312,575)  $(100,806)
                       ==========  ========  ========  ==========  ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      7
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)

                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                       2006         2005    NOVEMBER 30, 2006
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                    (113,504)     (38,034)      (236,710)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (351)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities           (113,504)     (38,034)      (237,061)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                 579,884            -        629,884
  Proceeds of loans from shareholders  (29,991)           -         15,170
  Repayment of loans
      to related companies              (4,013)     (38,000)        (6,013)
  Loans from related parties                 -       27,000         33,022
  Loans to related company            (225,444)           -       (227,944)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities  320,436      (11,000)       444,119
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash      206,932      (49,034)       207,058

Cash and Cash Equivalents at
 Beginning of Period                       126       50,177              0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $  207,058   $    1,143     $  207,058
                                    ==========   ==========     ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                      8

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2006               2005
                                              ------------       ------------

  Net Income (Loss)                           $  (126,548)       $   (98,061)

  Add items not requiring outlay of cash:
   Depreciation                                       126                133
   Convert payable to equity                            -             59,529

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     7,918                365

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $  (113,504)       $   (38,034)
                                              ============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                       9

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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



                                      10
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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


NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2006 and 2005 is $695 and $442, respectively.

Depreciation expense for the six months ended November 30, 2006 and 2005 is $126 and $126, respectively, and is included in the cost of sales.


NOTE E - PREPAID EXPENSES

Prepaid expenses in the amount of $0 and $5,000 at November 30, 2006 and May 31, 2006 consisted of professional consulting fees paid in advance.


                                      11

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE H - LOANS PAYABLE

Loans Payable at November 30, 2006 in the amount of $26,637 are non-interest bearing, non-collateralized and due on demand.

Shareholder Loans Payable are also non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy business.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $296,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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


                                      12
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    NOVEMBER 30, 2006
                                                    -----------------
       Loss carry forward for tax purposes             $    296,000
                                                     ===============
       Deferred tax asset (34%)                            (100,640)
       Valuation allowance                                  100,640
                                                     ---------------
       Net deferred tax asset                          $          0
                                                     ===============

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loan payables due to related company entities as follows:
Core Medical Group, Inc. f/k/a Swap and Shop.net Corp $3,000,
Click to Raffle.com, Inc. f/k/a A Classified Ad $500, A Super Deal $3,000, Diamond Energy Group f/k/a AAB National Company $7,000, eSecureSoft Co. $2,000, American Environmental, Inc. f/k/a MyZipSoft $7,000, and USAS Digital $4,000.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is approximately $22,368.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, and is effective for


                                      13
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

                                       14

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

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





                                       15
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Green Energy Group, Inc. common stock on May 31, 2005 for $50,000. Also see Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. An additional 7,062,143 common shares of Green Energy Group, Inc. granted to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006. See note P. By definition, Green Energy Group, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Green Energy Group, Inc.

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year period accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Green Energy Group, Inc. The related company invoiced Green Energy Group, Inc. for the expenses it paid on Green Energy's behalf. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six and three month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

                                      16
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

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

                                      17
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

The legal basis for issuing these shares was Section 1107 of the Bankruptcy Code whereby this section of the code places the debtor-in-possession in the position of a fiduciary, with the rights and powers of a chapter 11 trustee, and requires the performance of all but the investigative functions and duties of a trustee. These duties are set forth in the Bankruptcy Code and Federal Rules of Bankruptcy Procedure, 11 U.S.C. Section 1106, Section 1107. Such powers and duties include protecting the assets of the estate, accounting for property, examining, objecting and/or eliminating potential claims (which potential claims were the case with the spin-off equity security holders who had not received their shares as promised), and filing informational reports as required by the court and the United States trustee, such as monthly operating reports. The debtor-in-possession also has many of the other powers and duties of a trustee including the right, with the court's approval, to employ attorneys, accountants, appraisers, auctioneers, or other professional persons to assist the debtor during its bankruptcy case. Other responsibilities include filing tax returns and filing such reports as are necessary or as the court orders after confirmation, such as a final accounting. The United States trustee is responsible for monitoring the compliance of the debtor in possession with the reporting requirements.

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court. A June 5, 2005 hearing was held in front of Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, P.A.;

(b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and (c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-In-Possession financing for eCom to be provided by petitioning creditor,
American Capital Holdings, Inc.   On June 6, 2005, court orders were issued by
Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. Copies of these June 6, 2005 court orders are attached herein as
Exhibit 99.1. A copy of the June 5, 2005 Court transcript is obtainable on eCom's website under www.ecomecom.net under the section titled "Bankruptcy News". On June 14, 2005, an Interim Order was entered on the Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings, Inc., with the final hearing approval date being set for July 25, 2005. A copy of this June 14, 2005 Order is appended as Exhibit No. 99.2.

On July 8, 2005, eCom filed an 8K information statement with the United States Securities & Exchange Commission ("SEC") listing the SEC CIK and Standard & Poors' Cusip numbers on the former above referenced subsidiary spin-off companies. On July 12, 2005 each of these spin-offs filed Form 10SBG12's with the SEC.

On July 18, 2005, all of these above referenced companies received a letter from the Securities and Exchange Commission asking each company to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.3.

                                      18

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

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

On August 4, 2005, Judge Friedman issued: (a) an Order For Relief and Notice of Section 341 Meeting of Creditors; (b) an Order Granting Debtor-in-Possession's Motion For Authorization to: (II) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders; and (c) the Final Order Authorizing Debtor-in-Possession Financing.

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

On May 3, 2006, the United States Trustee filed a Motion To Dismiss Case or Convert Case to a Chapter 7. On May 5, 2005 the United States Trustee filed a Notice of Hearing set for June 19, 2005. On June 13, 2006 a letter was written to the United States Trustee's Office from Michael Yetnikoff, Esq. of Schiff-Hardin L.P. The purpose of Mr. Yetnikoff's correspondence was to request a thirty (30) day extension to this June 19, 2006 hearing to allow the SEC the time to review eCom's proposed Reorganization Plan and Disclosure Statement. Mr. Yetnikoff's firm represents petitioning creditors and Plan Proponent, American Capital Holdings, Inc. During the period from July thru August, 2006, the Debtor's attorney of Kluger, Peretz, Kaplin & Berlin and Mr. Yetnikoff of Schiff-Hardin, LP were in frequent contact with the SEC offices in Atlanta, Georgia regarding eCom's Joint Plan of Reorganization and Disclosure Statement. On July 10, 2006, the Company's attorneys received written notice from the SEC to leave the treatment of the eCom spinoff companies as is. On August 25, 2006 the Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc. On September 7, 2006 the SEC notified the eCom's and American Capital
Holdings, Inc's attorneys there were no unsatisfied comments regarding the Plan and Disclosure Statement.

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

                                      19
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

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

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and
(2)securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
With the six months ended November 30, 2006

-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

                                      20
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

Cost of sales, which includes depreciation expense, was $126 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(114,476) compared to $(97,935) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which increased from the prior year period primarily due to increased consulting costs.

Interest expense incurred during the six months ended November 30, 2006 was $11,946 compared to $0 incurred during the same period of the prior year.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(126,548) versus a net loss of $(98,061) recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------

Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $63 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(64,902) compared to $(45,670) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses which increased from the prior year period due to increased consulting costs.

Interest expense incurred during the six months ended August 31, 2006 was $11,647 compared to $0 incurred during the same period of the prior year.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(76,612) versus a net loss of $(45,733) recorded in the three months ended November 30, 2005.

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

                                      21

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

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








                                       22
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        The closing of the purchase agreement between Green Energy Group and Tri-States Petroleum Products, as mentioned in the Green Energy Group, 8-K filing dated November 22, 2006 has not occurred. After careful consideration and due diligence, management has decided to pursue using algae as an alternative feed stock for the companys' biofuel business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits:

EXHIBIT
 NUMBER            DESCRIPTION
--------           -------------------
  31.1             Certification required under Section 302 of
                    the Sarbanes-Oxley Act of 2002 by the CEO

  31.2             Certification required under Section 302 of
                    the Sarbanes-Oxley Act 0f 2002 by the CFO
                                       23
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

  32               Section 1350 Certification

99.1             June 6, 2005 Court Orders issued by Judge Friedman
                  approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom.

99.2             June 14, 2005 Interim Order for Post Petition $100,000
                  eCom Debtor-In-Possession financing provided by American Capital Holdings.

99.3             July 18, 2005 letter from the Securities and Exchange
                  Commission asking Green Energy Group, Inc. to provide legal analysis for their "spin-off" share issuance.

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

99.5             August 15, 2005 legal analysis from Barney A. Richmond
                    Filed in response to the SEC July 18, 2005 letter.

  99.6             Transcript of March 12, 2007 Confirmation Hearing of debtor
                    eCom eCom.com, Inc.


(b)  Reports on Form 8-K:

     Item 8.01  Other Events and Required FD Disclosure:

     On November 22, 2006, Green Energy Group, Inc. of Palm Beach Gardens, FL ("Green Energy") entered into a Purchase Agreement with Tri-States Petroleum Products of Houston, Mississippi ("Tri-States"). Tri-States is the owner of a Biodiesel Refinery, located at 104 Industrial Road, Houston, Mississippi, the purchase is to include the land, building, and all the necessary components of the refining facility.


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

March 23, 2007                            By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

March 23, 2007                            By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                      24
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                             25
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

Date: March 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer               26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the

Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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








                                       27