Form 10QSB
period 2007-02-28
GREEN ENERGY GROUP, INC.
filed 2007-05-11
CIK 1321500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended FEBRUARY 28, 2007
                             File Number 000-51415


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


                       1016 CLEMMONS STREET, SUITE 302
                            JUPITER, FLORIDA 33477
                     ------------------------------------
                   (Address of principal executive offices)


                               (561) 745-6789
               ------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ] No [   ]

As of February 28, 2007 the issuer had 21,550,088 shares of common stock, $.01 Par Value, outstanding.

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



GREEN EMERGY GROUP, INC.             FORM 10-QSB             FEBRUARY 28, 2007
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

     INDEX
                                                                    PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........3

        Balance Sheets
         February 28, 2007 and May 31, 2006.............................4

        Statements of Operations
         Nine Months Ended February 28, 2007 and 2006
         and from Inception, January 21, 2004, through
         February 28, 2007................................................5

         Three Months Ended February 28, 2007 and 2006..................6

        Statement of Changes in Stockholders' Equity
         from Inception, January 21, 2004, through February 28, 2007....7

        Statement of Cash Flows
         Nine Months Ended February 28, 2007 and 2006 and
         from Inception, January 21, 2004, through February 28, 2007....8

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





                                      2
Wieseneck, Andres & Company, P.A.
Certified Public Accountants
772 U.S. Highway 1, Suite 100
North Palm Beach, Florida 33408
(561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Green Energy Group, Inc.
A Development Stage Enterprise
f/k/a Pro Card Corporation
Jupiter, Florida

We have reviewed the accompanying balance sheets of Green Energy Group, Inc., a Development Stage Enterprise, f/k/a Pro Card Corporation, as of February 28, 2007 and May 31, 2006, and the related statements of operations, for nine month periods ended February 28, 2007 and 2006 and from Inception, January 21, 2004, through February 28, 2007, and for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from Inception, January 21, 2004, through February 28, 2007, and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and from Inception, January 21, 2004, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007


                                       3



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                   FEBRUARY 28, 2007       MAY 31, 2006
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $    5,024          $       126
    Prepaid Expense                             -                5,000
    Loans Receivable                      250,280                    -
    Shareholder Loans Receivable          154,450                    -
                                       ----------          -----------
       Total Current Assets                409,754                5,126
                                       ----------          -----------
       Property & Equipment, Net               506                  695
                                       ----------          -----------
TOTAL ASSETS                           $  410,260          $     5,821
                                       ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
    Accounts Payable                   $   15,824          $     9,322
    Loans Payable                          35,683               30,591
    Shareholder Loans Payable                   -               20,050
    Note Payable                          500,000                    -
                                       ----------          -----------
    Total Current Liabilities             551,507               59,963
                                       ----------          -----------
    Total Liabilities                     551,507               59,963
                                       ----------          -----------
    Stockholders' Equity
      Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       21,550,088 at February 28, 2007
       and 13,561,646 at May 31, 2006      215,501              135,617
       Paid-in Capital                      (3,732)              (3,732)
       Deficit Accumulated during
       the Development Stage              (353,016)            (186,027)
                                        ----------           -----------
    Total Stockholders' Equity           (141,247)             (54,142)
                                        ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $  410,260           $    5,821
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      4



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                 2007            2006       FEBRUARY 28, 2007
                             ------------    ------------      ------------
Revenues
  Net Sales                   $        -      $        -        $        -
  Cost of Sales                      190             190               696
                             ------------    ------------      ------------
    Gross Profit                    (190)           (190)             (696)

Operating Expenses
  General and Administrative     142,430         111,521           327,600
                             ------------    ------------      ------------
    Total Operating Expenses     142,430         111,521           327,600
                             ------------    ------------      ------------
    Loss from Operations        (142,620)       (111,710)         (328,296)

  Interest Expense                24,369               -            24,720
                             ------------    ------------      ------------
Net Loss                      $ (166,989)     $ (111,710)       $ (353,016)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share   $   (.009)      $   (.010)
                             ============    ============

Weighted Average Shares
            Outstanding       18,887,274      10,778,620
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                      5



GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)
                                    2007                  2006
                                ------------          ------------
Revenues
  Net Sales                      $        -            $        -
  Cost of Sales                          63                    63
                                ------------          ------------
    Gross Profit                        (63)                  (63)

Operating Expenses
  General and Administrative         27,955                13,586
                                ------------          ------------
    Total Operating Expenses         27,955                13,586
                                ------------          ------------
    Loss from Operations            (28,018)              (13,649)

  Interest Expense                   12,423                     -
                                ------------          ------------
Net Loss                         $  (40,441)           $  (13,649)

Basic and Diluted
  Net Loss per Common Share      $   (.002)            $   (.002)
                                ============          ============

Weighted Average Shares
            Outstanding          21,550,088             8,153,413
                                ============          ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                       6
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  January 21, 2004             0  $      0  $      0  $       0   $        0

Issuance of Common
  Stock to eCom eCom           1         -     1,264          -        1,264

Net Loss 2004                  -         -         -        (68)         (68)

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503     4,996    (4,996)         -            -

Sale of Common Stock
  (See Note O)         5,000,000    50,000         -          -       50,000

Net Loss 2005                  -         -         -    (44,075)     (44,075)

Convert Related Party
  Debt to Common Stock
  (See Note P)         7,062,143    70,621         -          -       70,621

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -          -       10,000

Net Loss 2006                  -         -         -   (141,884)    (141,884)

Convert Related Party
  Debt to Common Stock
  (See Note P)         5,788,442    57,884         -          -       57,884

Convert Professional
  Fees to Common Stock 1,450,000    14,500         -          -       14,500

Sale of Common Stock     750,000     7,500         -          -        7,500

Net Loss Year-to-Date          -         -         -   (166,989)    (166,989)
Balance,               ----------  --------  --------  ---------   ----------
  February 28, 2007    21,550,088  $215,501  $(3,732)  $(353,016)  $(141,247)
                       ==========  ========  ========  ==========  ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      7
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                       2007         2006    FEBRUARY 28, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                    (155,297)     (37,651)      (278,503)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (351)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities           (155,297)     (37,651)      (278,854)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                 579,884            -        629,884
  Proceeds of loans from shareholders (190,946)           -       (145,785)
  Repayment of loans
      to related companies              (4,013)     (39,320)        (6,013)
  Loans from related parties                 -       27,000         33,022
  Loans to related company            (224,730)           -       (227,230)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities  160,195      (12,320)       283,878
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash        4,898      (49,971)         5,024

Cash and Cash Equivalents at
 Beginning of Period                       126       50,177              0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $    5,024   $      206     $    5,024
                                    ==========   ==========     ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2007               2006
                                              ------------       ------------

  Net Income (Loss)                           $  (166,989)       $  (111,710)

  Add items not requiring outlay of cash:
   Depreciation                                       190                200
   Convert payable to equity                            -             65,959
   Convert professional fees to equity                                10,000

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     6,502              3,690

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $  (155,297)       $   (37,651)
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

The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 745-6789.

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


NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2007 and 2006 is $758 and $506, respectively.

Depreciation expense for the nine months ended February 28, 2007 and 2006 is $190 and $190, respectively, and is included in the cost of sales.


NOTE E - PREPAID EXPENSES

Prepaid expenses in the amount of $0 and $5,000 at February 28, 2007 and May 31, 2006 consisted of professional consulting fees paid in advance.

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

NOTE H - LOANS PAYABLE

Loans Payable at February 28, 2007 in the amount of $35,683 are non-interest bearing, non-collateralized and due on demand.

Shareholder Loans Payable are also non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy business.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $336,440. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    FEBRUARY 28, 2007
                                                    -----------------
       Loss carry forward for tax purposes             $    336,440
                                                     ===============
       Deferred tax asset (34%)                            (114,390)
       Valuation allowance                                  114,390
                                                     ---------------
       Net deferred tax asset                          $          0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is approximately $32,993.

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

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year period accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Green Energy Group, Inc. The related company invoiced Green Energy Group, Inc. for the expenses it paid on Green Energy's behalf. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine and three month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------

Comparison of the nine months ended February 28, 2007
with the nine months ended February 28, 2006

-------------------------------------------------------------------
Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

                                      20
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

Cost of sales, which includes depreciation expense, was $190 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(142,430) compared to $(111,521) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which increased from the prior year period primarily due to increased consulting costs.

Interest expense incurred during the nine months ended February 28, 2007 was $24,369 compared to $0 incurred during the same period of the prior year.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(166,989) versus a net loss of $(111,710) recorded in the nine months ended February 28, 2006.

Comparison of the three months ended February 28, 2007
with the three months ended February 28, 2006
-------------------------------------------------------------------

Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $63 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(27,955) compared to $(13,586) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses which increased from the prior year period due to increased consulting costs.

Interest expense incurred during the three months ended February 28, 2007 was $12,423 compared to $0 incurred during the same period of the prior year.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(40,441) versus a net loss of $(13,649) recorded in the three months ended February 28, 2006.

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
  31.1             Certification required under Section 302 of
                    the Sarbanes-Oxley Act of 2002 by the CEO

  31.2             Certification required under Section 302 of
                    the Sarbanes-Oxley Act 0f 2002 by the CFO



                                        23

GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise

  32               Section 1350 Certification

99.1             June 6, 2005 Court Orders issued by Judge Friedman
                  approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

99.2             June 14, 2005 Interim Order for Post Petition $100,000
                  eCom Debtor-In-Possession financing provided by American Capital Holdings. (1)

99.3             July 18, 2005 letter from the Securities and Exchange
                  Commission asking Green Energy Group, Inc. to provide legal analysis for their "spin-off" share issuance. (1)

99.4             July 20, 2005, Motion for permission to perfect notice to
                  all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

99.5             August 15, 2005 legal analysis from Barney A. Richmond
                  Filed in response to the SEC July 18, 2005 letter. (1)

99.6             Transcript of March 12, 2007 Confirmation Hearing of debtor
                  eCom eCom.com, Inc. (1)

99.7             Order dated March 23, 2007 Confirming the First Amended
                  Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321500-07-000003)


(b)  Reports on Form 8-K:

          None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                            By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                            By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                      24
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: April 16, 2007
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

Date: April 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer               26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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