Form 10KSB
period 2007-05-31
GREEN ENERGY GROUP, INC.
filed 2007-08-31
CIK 1321500

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from             to __________

                         Commission file number 000-51421


                            GREEN ENERGY GROUP, INC.
                          (f/k/a Pro Card Corporation)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Florida                                 20-1442373
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
     of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number, including area code: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 74270Q 10
       -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 23,400,088 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No[X]


On March 3, 2005 PRO CARD CORPORATION applied and received Cusip Number:
 74270Q 10 0

On March 23, 2005 PRO CARD CORPORATION received CIK Number:
 0001321500

(PRO CARD CORPORATION changed its name to Maverick Energy Group, Inc. on August 19, 2005. Maverick Energy Group, Inc. changed its name to GREEN ENERGY GROUP, INC. on August 2, 2006.)



























GREEN ENERGY GROUP, INC.           Form 10-KSB                  MAY 31, 2007
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

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

                                   PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-14

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-14

                                   PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................25

ITEM 10  EXECUTIVE COMPENSATION...........................................26

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...26

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................27

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................27

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................28

SIGNATURES AND CERTIFICATIONS.............................................29

       Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 32
                     Section 906 of the Sarbanes-Oxley Act





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

eCom eCom.com, Inc. spun off Pro Card Corporation on June 4, 2004. Pro Card Corporation changed its name to Maverick Energy Group Inc. on August 19, 2005. Maverick Energy Group Inc. changed its name to Green Energy Group Inc. on August 2, 2006. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.



                                        4

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 1 DESCRIPTION OF BUSINESS (CONTINUED)

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.
                                    5
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.


                                     6
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity

                                       7
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

On November 22, 2006, the Company entered into a Purchase Agreement with Tri-States Petroleum Products of Houston, Mississippi ("Tri-States"). Tri-States is the owner of a Biodiesel Refinery, located at 104 Industrial Road, Houston, Mississippi, the purchase was to include the land, building, and all the necessary components of the refining facility.

The closing of the purchase agreement between Green Energy Group and Tri-States Petroleum Products did not occur. After careful consideration and due diligence, management has decided to pursue using algae as an alternative feed stock for the company's biofuel business.


COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense was $253, for the year ended May 31, 2007 and $253 for the year ended May 31, 2006.


                                     8
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses for the year ended May 31, 2007 was $(199,340) compared to $(141,280) for the year ended May 31, 2006.

Administrative expense of $199,340 in fiscal year 2007 versus $141,280 in 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(239,452) versus a net loss of $(141,884) recorded in the year ended May 31, 2006. This increase in net loss is due to the Company exploring opportunities in the alternative energy marketplace.

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring operating losses until the Company can realize profits from the business ventures it intends to acquire.

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

CONFLICTS OF INTEREST - GENERAL. Certain conflicts of interest may exist from time to time between the Company and its officers and directors. They have other business interests to which they devote their attention, and they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.
                                  9
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

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










































                                   10
ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:






INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, January 21, 2004, through May 31, 2007...........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, January 21, 2004, through May 31, 2007......F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, January 21, 2004, through May 31, 2007...........F-6

          Notes to Financial Statements................................F-8



























                                    F-1
                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                     772 U.S. Highway 1, Suite 100
                    North Palm Beach, Florida 33408
                           (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of Green Energy Group, Inc. (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, January 21, 2004, through May 31, 2007, and statement of changes in shareholders' equity from inception, January 21, 2004, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Energy Group, Inc. (A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the twelve months ended May 31, 2007 and 2006 and for the period from inception, January 21, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception January 21, 2004 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 29, 2007
                                      F-2

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007                2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $        384        $       126
         Prepaid Expense                                0              5,000
         Loan Receivable Related Parties          352,392                  0
                                             -------------       ------------

             Total Current Assets                 352,776              5,126
                                             -------------       ------------

    Property & Equipment, Net of                      442                695
     accumulated depreciation of $821 and $568
                                             -------------       ------------

TOTAL ASSETS                                 $    353,218        $     5,821
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
    Current Liabilities
         Accounts Payable                    $      8,720        $     9,322
         Note Payable                             500,000                  0
         Accrued Interest                           4,167                  0
         Loan Payable                              35,377             30,591
         Shareholder Loans Payable                    164             20,050
                                             -------------       ------------
             Total Current Liabilities            548,428             59,964
                                             -------------       ------------
     Total Liabilities                            548,428             59,964
                                             -------------       ------------
Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 23,400,088 shares issued
         and outstanding                          234,001

         Common Stock $.01 par value, 300 million
         Shares authorized, 13,561,646 shares issued
         and outstanding                                             135,616
         Paid-in-Capital                           (3,732)            (3,732)
         Deficit accumulated during the
          development stage                      (425,479)          (186,028)
                                             -------------       ------------
            Total Stockholders' Equity           (195,210)           (54,142)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $   (353,218)       $     5,821
                                             =============       ============

The accompanying notes are an integral part of these financial statements.

                                       F-3
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, JANUARY 21, 2004 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                              JAN 21, 2004
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $         -    $        -      $         -
    Cost of Sales                       253           253             821
                               -------------  ------------    ------------
       Gross Profit                    (253)         (253)           (821)

 Operating Expenses
   General and Administrative       199,340       141,280         384,447
                               -------------  ------------    ------------
       Total Operating Expenses    (199,340)     (141,280)       (384,447)

                                ------------  ------------    ------------
         Loss from Operations      (199,593)     (141,533)       (385,268)
                                ------------  ------------    ------------

  Other Income (Expense)
        Interest Expense             40,215           352          40,567
                                ------------  ------------    ------------
        Net Other Expenses          (40,215)         (352)        (40,567)

                                ------------  ------------    ------------
        Interest Income                 356             0             356
                                ------------  ------------    ------------

      Net Loss                  $  (239,452)  $  (141,884)    $  (425,479)
                                ============  ============    ============

Basic and Diluted
 Net loss Per Common Share      $     (.013)  $     (.014)
                                ============  ============


Weighted Average Shares
     Outstanding                 18,480,867    10,461,660
                               =============  ============







The accompanying notes are an integral part of these financial statements.



                                       F-4
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FROM INCEPTION, JANUARY 21, 2004 THROUGH MAY 31, 2007
                            Number   At Par    Add'l                  Total
                              of      Value   Paid In  Accumulated  Stockholder
                            Shares     $.01   Capital  (Deficit)      Equity
Balance                 ----------- -------- --------- ---------- -----------
 January 21, 2004                0   $    0   $     0   $      0   $       0

Issuance of Common
 Stock to eCom eCom              1        -     1,264          -        1,264

 Net Loss 2004                   -        -         -        (68)         (68)

Cancellation of Common
 Stock by eCom eCom             (1)      (0)       (0)         -           -

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders              499,503     4,996   (4,996)         -           -

Sale of Common Stock
 (See Note P)            5,000,000    50,000        -          -       50,000

 Net Loss 2005                                           (44,075)     (44,075)

Convert Related Party
 Debt to Common Stock
 (See Note P)            7,062,143    70,621        -          -       70,621

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -       10,000

 Net Loss 2006                   -         -        -   (141,884)    (141,884)

Convert Related Party
 Debt to Common Stock
 (See Note P)            8,988,442    89,884        -          -       89,884

Convert Professional
 Fees to Common Stock      850,000     8,500        -          -        8,500

 Net Loss 2007                   -         -        -   (239,452)    (239,452)
                        -----------  -------- --------- ---------- -----------
Balance,
  May 31, 2007          23,400,088   $234,001  $(3,732)$(425,479)  $ (195,210)
                        ===========  ======== ========= ========== ===========


The accompanying notes are an integral part of these financial statements.



                                    F-5
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, JANUARY 21, 2004 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  JAN 21, 2004
                                                                    THROUGH
                                               2007       2006     MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                           (122,706)   (80,722)   (245,912)
  Income taxes paid                                 -          -           -
  Interest paid                               (25,000)      (351)    (25,351)
  Interest received                               356          -         356
                                            ----------  ---------   ---------
Net Cash Flows Used in
       Operating Activities                  (147,350)   (81,073)   (270,907)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------

Cash Flows From Financing Activities
  Sale of Common Stock                              -          -      50,000
  Loans                                       500,000          -     500,000
  Proceeds of loans from shareholders               -          -      45,161
  Repayment of loan to related companies            -          -      (2,000)
  Loans from related parties                        -     31,022      33,022
  Loans to related company                   (352,392)         -    (354,892)
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities         147,608     31,022     271,291
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                 258    (50,051)        384

Cash and Cash Equivalents at
 Beginning of Period                              126     50,177           -

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $     384   $    126    $    384
                                            ==========  =========   =========



The accompanying notes are an integral part of these financial statements.




                                      F-6
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006


  Net Income (Loss)                       $     (239,452)     $     (141,884)
  Add items not requiring outlay of cash:
   Depreciation                                      253                 253
   Convert related company debt to equity         89,884              70,621
   Convert professional fees to equity             8,500              10,000
 Cash was increased by:
   Decrease in prepaid assets                      5,000                   -
   Increase in accounts payable                        -               8,057
   Increase in accrued interest                    4,167                   -
 Cash was decreased by:
   Decrease in accounts payable                     (602)                  -
   Decrease of accounts payable
      to a related company                       (15,100)            (23,120)
   Increase in prepaid assets                          -              (5,000)
                                          ---------------      --------------
      Net Cash Flows Used in
       Operating Activities               $     (147,350)      $     (81,073)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of Green Energy Group, Inc. The related company invoiced Green Energy Group, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $70,621 were converted to 7,062,143 of Green Energy Group, Inc.'s common stock for year ended May 31, 2006. For the year ending May 31, 2007, $89,884 were converted to 8,988,442 shares of Green Energy Group, Inc.'s common stock.

Green Energy Group, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock in year ended May 31, 2006 and $8,500 by issuing 850,000 shares of its common stock in year ending May 31, 2007.






The accompanying notes are an integral part of these financial statements.


                                       F-7
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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




                                    F-8


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


NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through May 31, 2007 and 2006 is $821 and $568, respectively.

Depreciation expense for twelve months ended May 31, 2007 and 2006 is $253 and $253, respectively, and is included in the cost of sales.


NOTE E - PREPAID EXPENSES

Prepaid expenses in the amount of $0 and $5,000 at May 31, 2007 and May 31, 2006 consisted of professional consulting fees paid in advance.




                                   F-9
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE H - LOANS PAYABLE - RELATED PARTIES

The Loans Payable to Related Entities at May 31, 2007 in the amount of $35,378 are non-interest bearing, non-collateralized and due on demand.

Shareholder Loans Payable are also non-interest bearing, non-collateralized and due on demand.

NOTE I - NOTES PAYABLE

The Company acquired a 10% six-month Convertible Bridge Loan in the amount of $2 million on November 2, 2006. The Note is in the form of a Line of Credit. $500,000 was advanced at the closing of the Note. The remaining portion of the loan can be drawn down in accordance with the term of the Term Sheet. Interest has been paid monthly. There were 750,000 warrants issued at closing as payment of a fee for obtaining the loan. The warrants were immediately converted to the Company's common stock at $.01 per share and were amortized to interest expense over the initial life of the Note. The Company and the majority stockholder of the Company, individually, agreed to pay the Note. The Note can be converted, at the option of the Note Holder, to the Company's common stock once the Company commences trading on one of the listed public stock exchanges. The note can be converted at fifty percent (50%) to market value based on the prior five day arithmetic trading average with a minimum trading share floor price of $3 per share.

NOTE J - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy business.

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $409,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024 and expiring in 2027.
                                   F-10
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - INCOME TAXES - (CONTINUED)

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

Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. See Note M.


NOTE L - STOCKHOLDERS' EQUITY

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

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                       MAY 31, 2007
                                                    -----------------
       Loss carry forward for tax purposes             $    409,000
                                                     ===============
       Deferred tax asset (34%)                            (139,060)
       Valuation allowance                                  139,060
                                                     ---------------
       Net deferred tax asset                          $          0
                                                     ===============

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.


                                    F-11

GREEN ENERGY GROUP, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

The Company has loans receivable due from related companies as follows:
American Capital Holdings $94,590, US Financial Group $77,801, and Wall Street Securities $145,000.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the year ended May 31, 2007 is approximately $70,119.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

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

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.
                                    F-12
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, was issued in February 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principle-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a contract to service financial assets under which the estimated future revenues
                                    F-12
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its
                                    F-14
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 8A.  CONTROLS AND PROCEDURES - (CONTINUED)

Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                        Age                       Positions Held
__________________         ____                ____________________________
Barney A. Richmond          55                  Chairman/Secretary/Director

Richard C. Turner           47                  Treasurer/Director


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

Richard Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and
                                     25
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Our Board of Directors has determined that we have at least one financial expert, Richard Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 23,400,088 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                                  Number of       % of Shares
Name and Address                                Shares Owned      Outstanding
__________________                             ______________    _____________
Barney A. Richmond, Director & President (1)      5,008,731          21.4%
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                           392,392           1.7%
Palm Beach Gardens, FL

United States Financial Group, Inc.               1,527,342           6.5%
Jupiter, FL

American Capital Holdings, Inc.                   3,786,626          16.2%
Jupiter, FL
                                               ______________     ____________
All Directors & Executive Officers
     as a group (2 persons)                       5,401,123          23.1%

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

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 Amended Articles of Incorporation (name change) of the Company filed August 2, 2006

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321500-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321500-07-000004)
                                       27
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(b) Reports on Form 8-K:
    Form 8-K filed November 30, 2006
    SEC accession number 0001321500-06-000004
    On November 22, 2006, Green Energy Group, Inc. of Palm Beach Gardens, FL ("Green Energy") entered into a Purchase Agreement with Tri-States Petroleum Products of Houston, Mississippi ("Tri-States"). Tri-States is the owner of a Biodiesel Refinery, located at 104 Industrial Road, Houston, Mississippi, the purchase is to include the land, building, and all the necessary components of the refining facility. Green Energy has agreed to pay Tri-States the sum of Three Million Dollars US.


    Form 8-K filed November 30, 2006 (CONTINUED)
    Green Energy will pay for all costs of operating the Biodiesel Refinery during the Inspection and Production Period. After the Inspection and Production Period, Tri-States and Green Energy will work together to transfer all necessary permits to operate the Biodiesel Refinery from the U.S. Environmental Protection Agency (EPA) and the Mississippi Department of Environmental Quality (MDEQ).

    Upon the transfer of the aforementioned permits by the MDEQ, the closing and delivery of deed and bills of sale of the Biodiesel Refinery shall occur within seven (7) business days.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $5,804 for the fiscal year ended May 31, 2007, and $8,302 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.










                                    28
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENERGY GROUP, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
 (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
                                       29
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
(A Development Stage Company)

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

Date: August 28, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer


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

                                     30

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

Date: August 28, 2007
     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
                                     31
Exhibit 32

In connection with the Annual Report of GREEN ENERGY GROUP, INC. (the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 28, 2007






[A signed original of this written statement required by Section 906 has been provided to GREEN ENERGY GROUP, INC. and will be retained by GREEN ENERGY GROUP, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to GREEN ENERGY GROUP, INC., 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.












                                    32