Form 10QSB
period 2007-08-31
GREEN ENERGY GROUP, INC.
filed 2007-10-15
CIK 1321500

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from              to ___________

                              File Number 000-51416

                            GREEN ENERGY GROUP, INC.
                      (f/k/a Maverick Energy Group, Inc.)
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     20-1442373
--------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 25,125,088 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005 PRO CARD CORPORATION applied and received Cusip Number: 74270Q 10 0

On March 23, 2005 PRO CARD CORPORATION received CIK Number:
0001321500

(PRO CARD CORPORATION changed its name to Maverick Energy Group, Inc. on August 19, 2005. Maverick Energy Group, Inc. changed its name to GREEN ENERGY GROUP, INC. on August 2, 2006.)





















































GREEN ENERGY GROUP, INC.         Form 10-QSB               AUGUST 31, 2007
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm...  3

          Balance Sheets:
           August 31, 2007 and May 31, 2006 ........................  4

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.........  5

          Statement of Changes in Shareholders' Equity from
           May 31, 2005 through August 31, 2007 ....................  6

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ........  7

          Notes to Financial Statements.............................  9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.... 15

ITEM 3 Controls and Procedures...................................... 20


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................ 21

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds..................................................... 21

ITEM 3 Defaults Upon Senior Securities.............................. 21

ITEM 4 Submission of Matters to a Vote Of Security Holders ......... 21

ITEM 5 Subsequent Events............................................ 21

ITEM 6 Exhibits..................................................... 21

SIGNATURES AND CERTIFICATIONS....................................... 22

  Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 31
                Section 906 of the Sarbanes-Oxley Act
                                    3
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                              (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Green Energy Group, Inc.
A Development Stage Enterprise
f/k/a Pro Card Corporation
Jupiter, Florida

We have reviewed the accompanying balance sheets of Green Energy Group, Inc., a Development Stage Enterprise, f/k/a Pro Card Corporation, as of August 31, 2007 and 2006, and the related statements of operations, for three month periods ended August 31, 2007 and 2006 and from Inception January 21, 2004 through August 31, 2006, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007, and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and from Inception January 21, 2004 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007




                                      4
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                     AUGUST 31, 2007      MAY 31, 2007
                                      -------------       ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $        5        $       384
    Prepaid Expense                             0                  0
    Loan Receivable Related Parties       338,124            352,392
                                        ----------        -----------
      Total Current Assets                338,129            352,776
                                        ----------        -----------
Property & Equipment, Net                     379                442
                                        ----------        -----------
TOTAL ASSETS                           $  338,508        $   353,218
                                        ==========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
    Accounts Payable                   $   12,893        $     8,720
    Note Payable: Mike Ogie               500,000            500,000
    Accrued Interest                            0              4,167
    Loans Payable                          39,278             35,377
    Shareholder Loans Payable               4,556                164
                                        ----------        -----------
   Total Current Liabilities              556,727            548,428
                                        ----------        -----------
    Total Liabilities                     556,727            548,428
                                        ----------        -----------
    Stockholders' Equity
   Common Stock $.01 par value:
      300 million shares authorized;
      Shares issued and outstanding:
      25,125,088 at August 31, 2007
      and 23,400,088 at May 31, 2007      251,250            234,001
      Paid-in Capital                      (2,732)            (3,732)
      Deficit Accumulated during
      the Development Stage              (466,737)          (425,479)
                                        ----------        -----------
    Total Stockholders' Equity           (218,219)          (195,210)
                                        ----------        -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $ (338,571)        $  (353,218)
                                        ==========        ===========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     5

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 21, 2004
                                                                 THROUGH
                                 2007            2006        AUGUST 31, 2007
                             ------------    ------------      ------------
Revenues
  Net Sales                   $        -      $        -        $        -
  Cost of Sales                       63              63               884
                             ------------    ------------      ------------
    Gross Profit                     (63)            (63)             (884)

Operating Expenses
  General and Administrative      36,806          49,574           420,898
                             ------------    ------------      ------------
    Total Operating Expenses      36,806          49,574           420,898
                             ------------    ------------      ------------
    Loss from Operations         (36,869)        (49,637)         (421,782)

  Interest Expense                 4,389             299            44,956
                             ------------    ------------      ------------
Net Loss                      $  (41,258)     $  (49,936)       $ (466,738)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share   $     .001      $     .004
                             ============    ============

Weighted Average Shares
            Outstanding       25,125,088      13,951,955
                             ============    ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                    6
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, JANUARY 21, 2004, THROUGH AUGUST 31, 2006
(UNAUDITED)
                Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
                       ---------  --------  --------  ---------   -----------
Balance,
  June 1 2005          5,499,503  $ 54,996  $ (3,732) $  (44,143) $    7,121

Convert Related Party
  Debt to Common Stock
  (See Note Q)         7,062,143    70,621         -           -      70,621

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -           -      10,000

Net Loss 2006                  -         -         -    (141,884)   (141,884)

Convert Related Party
 Debt to Common Stock
 (See Note Q)          8,988,442    89,884         -           -      89,884

Convert Professional
 Fees to Common Stock    850,000     8,500         -           -       8,500

 Net Loss 2007                 -         -         -    (239,452)   (239,452)
                       ---------  --------  --------  ---------   -----------
Balance,
  May 31, 2007        23,400,088   234,001    (3,732)   (425,479)   (195,210)

Convert Related Party
 Debt to Common Stock
 (See Note Q)             25,000       250     1,000           -       1,250

Convert Professional
 Fees to Common Stock 17,000,000    17,000         -           -      17,000

 Net Loss Year-to-Date         -         -         -     (41,258)    (41,258)
                       ---------  --------  --------  ---------   -----------
Balance,
  August 31, 2007     25,125,088  $251,250   $(2,732) $ (446,737)  $(218,218)
                       ==========  ========  ========  ==========  ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                       2007         2006      AUGUST 31, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                        (120)     (41,920)      (233,432)
  Income taxes paid                          -            -              -
  Interest paid                         (8,333)        (299)       (45,928)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities             (8,453)     (42,219)      (279,360)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -        8,500         50,000
  Loans                                      -            -        500,000
  Proceeds of loans from shareholders        -       26,369         45,161
  Repayment of loans
      to related companies                 (20)           -         (2,020)
  Loans from related parties             8,094        7,260         41,116
  Loans to related company                   -            -       (354,892)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities    8,074       42,129        279,365
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash         (379)         (90)             5

Cash and Cash Equivalents at
 Beginning of Period                       384          126              0

                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $        5   $       36     $        5
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     8


GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            August 31, 2007    August 31, 2006
                                              ------------       ------------

  Net Income (Loss)                           $   (41,258)       $   (49,936)

  Add items not requiring outlay of cash:
   Depreciation                                        63                 63
   Convert related party debt to equity            15,736                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              2,500
   Increase in accounts payable                     4,173              5,154

 Cash was decreased by:
   Decrease in accrued interest payable            (4,167)                 -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $    (8,453)       $   (42,219)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through August 31, 2007 and May 31, 2007 is $379 and $442, respectively.

Depreciation expense for the three months ended August 31, 2007 and 2006 is $63 and $63, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

None

NOTE F - INTANGIBLE ASSETS

Management has estimated that the useful life of certain intangible assets is five (5) years. The Company amortizes intangible assets using the straight line method over sixty (60) months.

                                     11
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE G - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the state of Florida on August 19, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE H - LOANS PAYABLE

Loans Payable for the three months ended August 31, 2007 in the amount of $39,278 and for the three months ending May 31, 2007 in the amount of $35,377 are non-interest bearing, non-collateralized and due on demand. Shareholder Loans Payable are also non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company in an energy business.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $450,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     AUGUST 31, 2006
                                                     ---------------
       Loss carry forward for tax purposes             $   450,000
                                                     ===============
       Deferred tax asset (34%)                            153,000
       Valuation allowance                                (153,000)
                                                     ---------------
       Net deferred tax asset                          $         0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expenses allocated to the Company in the three months ended August 31, 2007 is approximately $10,625.

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




                                     13
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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


                                     14

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

































                                     16
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

                                   18

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due on September 4, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2007
with the three months ended August 31, 2006
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2007 and August 31, 2006 was $0.

Cost of sales, which includes depreciation expense, was $63 for August 31, 2007 and $63 for August 31, 2006 periods.

Operating expenses for the three months ended August 31, 2007 totaled $(36,806) compared to $(45,574) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses and depreciation expense without the realization of revenues, the net loss for the three months ended August 31, 2007 was $(41,258) versus a net loss of $(45,936) recorded in the three months ended August 31, 2006.

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

  32        Section 1350 Certification

  99.1      Amended Articles of Incorporation (name change) of the
             Company filed August 2, 2006

  99.2      August 15, 2005 legal analysis from Barney A. Richmond
             Filed in response to the SEC July 18, 2005 letter. (1)



                                     22
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

 EXHIBIT
 NUMBER            DESCRIPTION
--------           -------------------
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

October 15, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

October 15, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer







                                      23




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

Date: October 15, 2007
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


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