Form 10QSB
period 2008-02-29
GREEN ENERGY GROUP, INC.
filed 2008-04-15
CIK 1321500

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 25,129,433 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005 PRO CARD CORPORATION applied and received Cusip Number: 74270Q 10 0

On March 23, 2005 PRO CARD CORPORATION received CIK Number:
0001321500

(PRO CARD CORPORATION changed its name to Maverick Energy Group, Inc. on August 19, 2005. Maverick Energy Group, Inc. changed its name to GREEN ENERGY GROUP, INC. on August 2, 2006.)





















































GREEN ENERGY GROUP, INC.          Form 10-QSB               February 29, 2008
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise       INDEX
                                                                    PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm.........4

        Balance Sheets
         February 29, 2008 and May 31, 2007.............................5

        Statements of Operations
         Nine Months Ended February 29, 2008 and February 28, 2007
          and from Inception, January 21, 2004, through
          February 29, 2008.............................................6

         Three Months Ended February 29, 2008 and February 28, 2007.....7

        Statement of Changes in Stockholders' Equity
         from Inception, January 21, 2004, through February 29, 2008....8

        Statement of Cash Flows
         Nine Months Ended February 29, 2008 and February 28, 2007 and
         from Inception, January 21, 2004, through February 29, 2008....9

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


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Green Energy Group, Inc.
A Development Stage Enterprise
f/k/a Pro Card Corporation
Jupiter, Florida

We have reviewed the accompanying balance sheets of Green Energy Group, Inc., a Development Stage Enterprise, f/k/a Pro Card Corporation, as of February 29, 2008 and February 28, 2007, and the related statements of operations, for nine month periods ended February 29, 2008 and February 28, 2007 and from Inception January 21, 2004 through February 29, 2008, and for nine month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from Inception January 21, 2004 through February 29, 2008, and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and from Inception January 21, 2004 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008


                                       4
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                       FEB 29, 2008       MAY 31, 2007
                                      -------------       ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $        3        $       384
    Prepaid Expense                             -                  -
    Loan Receivable Related Parties       310,617            352,392
                                        ----------        -----------
      Total Current Assets                310,620            352,776
                                        ----------        -----------
Property & Equipment, Net                     316                442
                                        ----------        -----------
TOTAL ASSETS                           $  310,936        $   353,218
                                        ==========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
    Accounts Payable                   $   13,996        $     8,720
    Note Payable: Mike Ogie               500,000            500,000
    Accrued Interest                       29,167              4,167
    Loans Payable                          39,378             35,377
    Shareholder Loans Payable               4,506                164
                                        ----------        -----------
   Total Current Liabilities              587,047            548,428
                                        ----------        -----------
    Total Liabilities                     587,047            548,428
                                        ----------        -----------
    Stockholders' Equity
   Common Stock $.01 par value:
      300 million shares authorized;
      Shares issued and outstanding:
      25,129,433 at August 31, 2007
      and 23,400,088 at May 31, 2007      251,294            234,001
      Paid-in Capital                      (2,732)            (3,732)
      Deficit Accumulated during
      the Development Stage              (524,673)          (425,479)
                                        ----------        -----------
    Total Stockholders' Equity           (276,111)          (195,210)
                                        ----------        -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $ (310,936)        $ (353,218)
                                        ==========        ===========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     5

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                INCEPTION
                                                            JANUARY 21, 2004
                                                                 THROUGH
                                 2008            2007       February 29, 2008
                             ------------    ------------      ------------
Revenues
  Net Sales                   $        -      $        -        $        -
  Cost of Sales                      126             126               948
                             ------------    ------------      ------------
    Gross Profit                    (126)           (126)             (948)

Operating Expenses
  General and Administrative      60,836         142,430           435,725
                             ------------    ------------      ------------
    Total Operating Expenses      60,836         142,430           436,610
                             ------------    ------------      ------------
    Loss from Operations         (60,962)       (142,620)         (436,673)

  Interest Expense                38,231          24,369            66,164
                             ------------    ------------      ------------
Net Loss                      $  (99,193)     $ (166,989)       $ (502,837)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share   $     .004      $     .008
                             ============    ============

Weighted Average Shares
            Outstanding       25,129,433      18,887,274
                             ============    ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.













                                    6
GREEN ENERGY GROUP, INC.
(f/k/a Pro Card Corporation)
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)
                                    2008                  2007
                                ------------          ------------
Revenues
  Net Sales                      $        -            $        -
  Cost of Sales                           -                    63
                                ------------          ------------
    Gross Profit                          -                   (63)

Operating Expenses
  General and Administrative          9,201                27,955
                                ------------          ------------
    Total Operating Expenses          9,201                27,955
                                ------------          ------------
    Loss from Operations             (9,201)              (28,018)

  Interest Expense                   12,634                12,423
                                ------------          ------------
Net Loss                         $  (21,835)           $  (40,441)

Basic and Diluted
  Net Loss per Common Share      $     .001            $     .002
                                ============          ============

Weighted Average Shares
            Outstanding          25,129,433            21,550,088
                                ============          ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                      7

GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
                       ----------  --------  --------  ----------  ----------
Balance,
  June 1 2005          5,499,503  $ 54,996  $ (3,732) $  (44,143) $    7,121

Convert Related Party
  Debt to Common Stock
  (See Note Q)         7,062,143    70,621         -           -      70,621

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -           -      10,000

Net Loss 2006                  -         -         -    (141,884)   (141,884)

Convert Related Party
 Debt to Common Stock
 (See Note Q)          8,988,442    89,884         -           -      89,884

Convert Professional
 Fees to Common Stock    850,000     8,500         -           -       8,500

 Net Loss 2007                 -         -         -    (239,453)   (239,453)
                       ----------  --------  --------  ----------  ----------
Balance,
  May 31, 2007        23,400,088   234,001    (3,732)   (425,480)   (195,211)

Convert Related Party
 Debt to Common Stock
 (See Note Q)             29,345       293     1,000           -       1,293

Convert Professional
 Fees to Common Stock  1,700,000    17,000         -           -      17,000

 Net Loss Year-to-Date         -         -         -     (99,193)    (99,193)
                       ----------  --------  --------  ----------  ----------
Balance,
  FEBRUARY 29, 2008   25,129,433  $251,294   $(2,732) $ (524,673)  $(276,111)
                       ==========  ========  ========  ==========  ==========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, JANUARY 21, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)

                                                                 INCEPTION
                                                             JANUARY 21, 2004
                                                                  THROUGH
                                       2008         2007     FEBRUARY 29, 2008
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                        (205)    (155,297)      (233,517)
  Income taxes paid                          -            -              -
  Interest paid                         (8,333)           -        (45,928)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities             (8,538)    (155,297)      (279,445)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                      43      579,884         50,043
  Loans                                      -            -        500,000
  Proceeds of loans from shareholders        -     (190,946)        45,161
  Repayment of loans
      to related companies                 (20)      (4,013)        (2,020)
  Loans from related parties             8,134            -         41,156
  Loans to related company                   -     (224,730)      (354,892)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities    8,157      160,195        279,448
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash         (381)       4,898              3

Cash and Cash Equivalents at
 Beginning of Period                       384          126              0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $        3   $    5,024     $        3
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     9
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            February 29, 2008  February 28, 2007
                                              ------------       ------------

  Net Income (Loss)                           $   (99,193)       $  (166,989)

  Add items not requiring outlay of cash:
   Depreciation                                       126                190
   Decrease in Loan Receivable Related Party       43,253                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,276              6,502
   Increase in accrued interest payable            25,000
 Cash was decreased by:
   Decrease in accrued interest payable                 -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $    (8,538)       $  (155,297)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 29, 2008 and May 31, 2007 is $316 and $442, respectively.

Depreciation expense for the nine months ended February 29, 2008 and February 28, 2007 is $126 and $63, respectively, and is included in the cost of sales.

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

NOTE H - LOANS PAYABLE

Loans Payable for the nine months ended February 29, 2008 in the amount of $39,387 and for the year ending May 31, 2007 in the amount of $35,377 are non-interest bearing, non-collateralized and due on demand. Shareholder Loans Payable are also non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company in an energy business.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $525,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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
                                                    FEBRUARY 29, 2008
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expenses allocated to the Company in the nine months ended February 29, 2008 is approximately $0.

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


































                                     17
GREEN ENERGY GROUP, INC.
(f/k/a Maverick Energy Group, Inc.)
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------

Revenue for the nine month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $126 for the nine months ending February 29, 2008 and $126 for the nine months ending February 28, 2007.

Operating expenses for the nine months ended February 29, 2008 totaled $(60,835) compared to $(142,430) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses and depreciation expense without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(99,192) versus a net loss of $(166,989) recorded in the six months ended February 28, 2007.

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

April 15, 2008                           By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                           By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer







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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to Green Energy Group, Inc. (f/k/a Mave